Form 10QSB
period 2001-06-30
SPEEDNET INC
filed 2001-09-14
CIK 1135451

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:

SPEEDNET,  INC.
(Exact name of registrant as it appears in its charter)

DELAWARE                                  52-2295588
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)          Identification No.)

339 New York Avenue, Huntington Village, NY  11743
(Address of Principal Executive Office) (Zip Code)

Registrant's telephone number, including area code:
631-351-4037

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes ________   No  ___x_____.

At the end of the quarter ending June 30, 2001 there were 200,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.
Total number of pages, including cover page 3.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
Reference
Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
None

Item 2.   Changes in Securities
The Company has increased the number of authorized shares of common stock to 40,000,000

Item 3.   Default Upon Senior Securities
None

Item 4.   Submission of matters To a Vote of Security Holders.
None

Item 5.   Other Information.
None

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

Financial Statements as of June 30, 2001

SPEEDNET, INC.
FINANCIAL STATEMENTS
TABLE OF CONTENTS

   Financial Statements                            Page No.

   Balance Sheet                                   3

   Statement of Operations                         4

   Statement of Stockholder's Equity               4

   Statement of Cash Flows                         5

SpeedNet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
                               	June 30, 2001 	JANUARY 31, 2001

ASSETS
------

Current Assets:                     $   -0-			$  -0-
                                     --------			--------

TOTAL ASSETS                        $   -0-			$  -0-
-------------                        ========			=======


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------


Current Liabilities                 $   -0-                     $  -0-
                                    ---------	               -----------

TOTAL LIABILITIES                   $   -0-			$  -0-


STOCKHOLDER'S EQUITY

   Common Stock - $.001 par
   value, 40,000,000 shares
   authorized, 200,000 issued
   and outstanding                   $   200			$  200

   Deficit accumulated during
   Development stage                 $  (200)			$ (200)

       Total Stockholders' Equity       -0-			   -0-


TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                 $    200			$    200
                                     ========			========

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

JANUARY 18			JANUARY 18, 2001
TO JUNE 30,2001		(DATE OF INCEPTION)
 TO JANUARY 31,2001

INCOME:
Revenue                             $0                      $0

TOTAL INCOME                        $0                      $0

EXPENSES:
Operating Expenses:

   General and Administrative      200                     200

TOTAL EXPENSES                     200                     200
Net Profit/Loss		          (200)                   (200)

Net Profit/Loss
Per share                       ($0.001)                ($0.001)

Average number of common
Shares outstanding		200,000			200,000


SpeedNet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM JANUARY 18, 2001
(DATE OF INCEPTION) TO JUNE 30, 2001


                              Common          Accumulated     Number of
                               Stock           Deficit          Shares
                               -----             -----           -----

Issuance of Common Stock:
January 18, 2001                 200        $     --          200,000

Net Income 1/18/01(date
Of Inception to 1/31/01          --             (200)            -----

Net Income 6/30/01               0
                                --------        --------        --------

Balance June 30, 2001         $    200        $  (200)         200,000
                              ========        ========        ========



SpeedNet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 18, 2001
(DATE OF INCEPTION) TO JANUARY 31, 2001
JANUARY 18, 2001 TO JUNE 30, 2001
----------------------------

                                           Jan. 18 to         Jan. 18 to
                                          June 30, 2001       Jan. 31, 2001

CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Loss                                   $    (200)           $  (200)
                                            ---------           ---------

Net Cash Used By Operating Activities           (200)           $  (200)
                                            ---------           ---------

Cash Flows From Financing Activities

           Issuance of Common Stock              200                 200
                                           ----------           ---------
Net cash provided by
  operating activities                           200                 200
                                           ----------           ---------
      Net increase in Cash                       -0-                 -0-

Cash at Beginning of Period                      -0-                 -0-

Cash at End of Period                            -0-                 -0-
                                          ===========           ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Speednet, Inc.


Dated: September 6, 2001          By: /S/Judith Stahl

                              Judith Stahl, President