Form 10QSB
period 2001-09-30
SPEEDNET INC
filed 2001-11-14
CIK 1135451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

( )   For the transition period from __________ to __________


Commission file number:



SPEEDNET, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE                                         52-2295588
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
      Incorporation or Organization)


4719 Quarton Road
	         	 			Bloomfield Hills, MI  48301

(248) 855-2138 - telephone
(Address of principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X


The issuer had 200,000 shares of its no par value Common Stock issued and outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one)

Yes         No  X








SPEEDNET, INC.

INDEX

PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
         Item 1.  Financial Statements

               Unaudited Balance Sheet as of September 30, 2001

               Unaudited Statements of Operations for the Three

               Months Ended September 30, 2001 and for the Period from January 18, 2001 (date of inception) to September 30, 2001

                Comparative Unaudited Statements of Cash Flows for the Three Months Ended September 30, 2001 and for the Period from January 18, 2001 (date of inception) to September 30, 2001

                  Notes to the Unaudited Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                 Unaudited Balance Sheet as of September 30, 2001

                 Unaudited Statements of Operations for the Three

                 Months Ended September 30, 2001 and for the Period from January 18, 2001 (date of inception) to September 30, 2001

                 Unaudited Statements of Cash Flows for the Three
	  Months Ended September 30, 2001 and for the Period from
	  January 18, 2001 (date of inception) to September 30, 2001

                Notes to the Unaudited Financial Statements






Stockholders and Board of Directors
Speednet, Inc.
Huntington Village, NY


We have compiled the accompanying balance sheet of Speednet, Inc. as of September 30, 2001 and the related statements of operations, statement of cash flows for the three months ended, September 30, 2001 and for the period from January 18, 2001 (date of inception) to September
30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



Huntington Village, NY
October  9, 2001





			SPEEDNET, INC.
			BALANCE SHEET
			AS OF SEPTEMBER 30, 2001


                  September 30, 2001

CURRENT ASSETS
      CASH                 $  0
                         ---------
TOTAL CURRENT ASSETS          0

      TOTAL ASSETS         $  0
                         =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      ACCOUNTS PAYABLE               $  0
                                   ---------
TOTAL CURRENT LIABILITIES               0

STOCKHOLDERS' EQUITY

      COMMON STOCK, 40,000,000
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




             		SPEEDNET, INC.
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR THE PERIOD
FROM JANUARY 18, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


                    JULY 1, TO                    JANUARY 18 TO
               SEPTEMBER 30,2001                  SEPTEMBER 30,2001


INCOME
      REVENUE            $     0                           $     0
                       -----------------              ---------------
TOTAL INCOME             $     0                           $     0
                       =================              =============
EXPENSES

    GENERAL AND                0                                 0
    ADMINISTRATIVE             0                               200
                     -----------------                ---------------
TOTAL EXPENSES

NET PROFIT (LOSS)        $     0                        $     (200)
                     ================                    =============
NET PROFIT (LOSS)
  PER SHARE             $ 0.0000                     		$ (0.001)
                     =================                   =============

                 See notes and accountant's compilation report.






                                     SPEEDNET, INC.
 STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
AND FOR THE PERIOD FROM JANUARY 18, 2001 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2001
AND FOR THE PERIOD FROM JANUARY 18, 2001 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2001




                          JULY 1 TO                  		JANUARY 18 TO
                       SEPTEMBER 30, 2001                SEPTEMBER 30,2001

CASH FLOWS FROM
OPERATING ACTIVITIES   	$     0                      	$ (200.00)
                      -----------------            ------------------
NET LOSS                $     0                      	$ (200.00)
                      =================            ==================
CASH FLOWS FROM
FINANCING ACTIVITIES    $     0                      	$     0
                       -----------------            ------------------

ISSUE COMMON STOCK      $     0                       $  200.00
                        -----------------            ------------------

NET INCREASE (DECREASE) TO	 $     0		      $     0
CASH

CASH, BEGINNING OF PERIOD      $     0         	      $     0
                        =================            ==================
CASH, END OF PERIOD      	 $     0                $     0
                	      =================            ==================



                 See notes and accountant's compilation report.




                                SPEEDNET, INC.
                          Notes to Financial Statements
                    	AS OF SEPTEMBER 30, 2001


NOTE A - Summary of Significant Accounting Policies:


Organization

SpeedNet, Inc. (a development stage company) is a Delaware Corporation incorporated on January 18, 2001.

The Company conducts business from its headquarters in Bloomfield Hills, Michigan. The Company has not yet engaged in its expected operations.
The future operations will be to merge with or acquire a existing company.

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


Loss Per Share

Net loss per share is provided in accordance with financial Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic Loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, the Company had no dilutive common stock equivalents such as stock options.

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


NOTE B- Stockholder's Equity:

The Company has authorized 40,000,000 shares at $.001 par value common stock. On January 18, 2001, the Company authorized and issued 200,000 shares of common stock to shareholders for services rendered.


NOTE C - Going Concern:

As shown in the accompany financial statements, the Company incurred at net loss of $200 from January 18, 2001 (date of inception) through September 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

NOTE D - Income Taxes

There is no provision for income taxes for the period ended September 30, 2001 due to the net loss. The Company's total deferred tax asset as of September 30, 2001 is as follows:

Net operation loss carry forward             $ -0-
Valuation allowance                            -0-
                                              -----
Net deferred tax asset	                       -0-
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

        On May 30, 2001, the Authorized Shares were increased to 40,000,000.

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