Form 10KSB
period 2001-12-31
SPEEDNET INC
filed 2002-02-26
CIK 1135451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 2001

                            Commission File No.


                               SPEEDNET, INC.
          --------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

     Delaware                                              52-2295588
------------------------                                ----------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

               4719 Quarton Road, Bloomfield Hills, MI 48301
          -------------------------------------------------------
        (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (248) 855-2138

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

                         COMMON STOCK, NO PAR VALUE
                         --------------------------
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ ]   No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of December 31, 2001, 200,000 shares of common stock were outstanding.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes __ No X



                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

   SpeedNet, Inc. (the "Company"), was incorporated on January 18, 2001, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders, the Company never commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Description of Business". As such, the Company can be defined as a "Blank Check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with another business entity.

     In February 2001, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB; wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act, which management believed enhanced the Company's ability to attract a suitable merger or acquisition candidate.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide its shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

                                     2
     The Company's offices are located at 4719 Quarton Road, Bloomfield Hills, MI 48301, and its telephone number is (248) 855-2138.

DESCRIPTION OF BUSINESS

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item F/S, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

                                     3
     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's President and its two directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with Which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.


                                     4
ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "Blank Check" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. While management of the Company anticipates obtaining the approval of the shareholders of the Company via a Proxy Statement, the effect will be to assure such approval where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction.


                                     5
     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

     The Company's officers and shareholders have verbally agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have further agreed that such advances will be made in proportion to each person's percentage ownership of the Company. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business, which the Company acquires or merges with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to the Company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.


EMPLOYEES

     The Company has no full time employees. The Company's President has agreed to allocate a portion of her time to the activities of the Registrant. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since January 18, 2001 (inception), the Company has maintained its office in space provided by Judith Stahl, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at February 11, 2002, was 1 person.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on January 18, 2001 to December 31, 2001, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(200) during the period ended December 31, 2001, which was primarily the result of the issuance of shares to Judith Stahl for services rendered.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of December 31, 2001, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

Set forth below are the audited financial statements for the Company for the period ended December 31, 2001. The following financial statements are attached to this report and filed as a part thereof.

                              SpeedNet, Inc.
                       (A DEVELOPMENT STAGE COMPANY)
                           FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2001

                              SpeedNet, Inc.
                       (A DEVELOPMENT STAGE COMPANY)

CONTENTS


1 -  INDEPENDENT AUDITORS' REPORT

2 -  BALANCE SHEET AS OF DECEMBER 31, 2001

3 -  STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY 18, 2001
     (INCEPTION) TO DECEMBER 31, 2001

4 - STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM JANUARY 18, 2001 (INCEPTION) TO DECEMBER 31, 2001

5 -  STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 18,
     2001 (INCEPTION) TO DECEMBER 31, 2001

6 -  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001





THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NEW YORK 11746


To the Board of Directors and Stockholders SpeedNet, Inc.
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of SpeedNet, Inc. (a development stage company)as at December 31, 2001 and the statements of operations and accumulated deficit, cash flows and changes in stockholder's equity for the period January 18, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of SpeedNet, Inc. as of December 31, 2001 and the results of its operations and accumulated deficit, its cash flows for the period from January 18, 2001 (date of inception) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Bauman
Thomas Bauman, C.P.A.
February 9, 2002 1


SpeedNet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001


                                   ASSETS
                                   ------

Current Assets:                                              $   -0 -
                                                             ---------

TOTAL ASSETS                                                 $   -0 -
                                                             =========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
                   -------------------------------------

Current Liabilities                                          $    -0-
                                                             ---------
TOTAL LIABILITIES                                            $    -0-
                                                             ---------

STOCKHOLDER'S EQUITY
     Common Stock - $.001 par value,
     40,000,000 shares authorized, 200,000
     issued and outstanding                                  $    200
                                                             ---------
     Deficit accumulated during
     Development stage                                       $   (200)
                                                             ---------
          Total Stockholders' Equity                              -0-
                                                             =========
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                         $    -0-
                                                             =========


See accompanying notes to financial statements.
See Accountant's Audit report

SpeedNet, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
For the period January 18, 2001 (date of inception) to December 31, 2001


Revenue                                                      $    -0-

Operating Expenses:

     General and Administrative                                   200
                                                             ---------

Loss before income taxes                                         (200)

Income Taxes                                                      -0-
                                                             ---------

Deficit accumulated during
     development stage-December 31, 2001                     $   (200)
                                                             =========
Net loss per share                                              (0.01)


See accompanying notes to financial statements.
See Accountant's Audit report


                                     11
SpeedNet, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the period January 18, 2001 (date of inception) to December 31, 2001

                                           Common   Number of  Accumulated
                                            Stock      Shares      Deficit
Issuance of Common Stock:
January 18, 2001                            $ 200        $ --      200,000

Net loss for the                               --     $  (200)          --
                                          --------    --------     --------
Totals                                      $ 200      $ (200)     200,000
                                          ========    ========     ========



See accompanying notes to financial statements.
See Accountant's Audit report



SpeedNet, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period January 18, 2001 (date of inception) to December 31, 2001


Cash Flows from Operating Activities:
-------------------------------------
  Net Loss                                                  $      (200)

Net Cash Used By Operating Activities:                             (200)
--------------------------------------                      ------------

Cash Flows From Financing Activities:
-------------------------------------
  Issuance of Common Stock                                          200
                                                            ------------

Net cash Provided by Financing Activities                           200
-----------------------------------------                   ------------

Net Increase in Cash                                                -0-
--------------------                                        ------------

Cash at Beginning of Period                                         -0-
---------------------------                                 ------------

Cash at End of Period                                       $       -0-
---------------------                                       ============



See accompanying notes to financial statements.
See Accountant's Audit report


SpeedNet,Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001


NOTE A - Summary of Significant Accounting Policies:
----------------------------------------------------
Organization
------------
SpeedNet, Inc. (a development stage company) is a Delaware Corporation incorporated on January 18, 2001.

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

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Start-Up Costs
--------------
Statement of Position 98-5 ("SOP 98-5"). "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs to be expended as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

Loss Per Share
--------------
Net loss per share is provided I accordance with financial Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic Loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

See Accountant's Audit Report



                                     14
Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction
-----------------------------------------------------------------------
The Company's accounting policy for issuing shares on a non-cash transactions to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results form the net change during the year of the deferred tax assets and liabilities.

NOTE B- Stockholder's Equity:
-----------------------------
On January 18, 2001, (date of Inception) the Company authorized 10,000,000 shares at $.001 par value common stock. 200,000 shares were issued to the shareholder for services rendered. The services amounted to $200 in aggregate at December 31, 2001. On August 15, 2001, the Company authorized an additional 30,000,000 shares, bringing the total shares authorized to 40,000,000 as of December 31, 2001.

NOTE C - Going Concern:
-----------------------
As shown in the accompany financial statements, the Company incurred at net loss of $200 from January 18, 2001 (date of inception) through December 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

NOTE D - Income Taxes
---------------------
There is no provision for income taxes for the period ended December 31, 2001 due to the net loss.

The Company's total deferred tax asset as of December 31, 2001 is as follows:


  Net operation loss carry forward                                $ -0-
  Valuation allowance                                               -0-
                                                                  ------
  Net deferred tax asset                                            -0-
                                                                  ======

                                     15
Note E - Related Party Transactions
-----------------------------------
The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

     See Accountant's Audit Report


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The Company has one Director and Officer as follows:


Name                          Age          Positions and Offices Held
Judith Stahl                  36           President, Secretary, Director
4719 Quarton Road
Bloomfield Hills, MI48301

                            PROFESSIONAL HISTORY

Mrs. Stahl graduated from the University of Western Ontario with A B.S. in Office Management Studies. From 1987 through 1990 she worked as a political strategist and speech writer in Canada. From 1990 though 1992 Mrs. Stahl worked as a Marketing and Advertising Coordinator. Since 1992 she has worked as a Independent Consultant.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

PREVIOUS BLANK CHECK COMPANIES-  None.

CURRENT BLANK CHECK  COMPANIES-  None.

     The Company presently has no committees.

     Management may be in the future, an officer, director and/or beneficial shareholder of other blank check companies. The initial business purpose of these companies is to engage in a business combination with an unidentified company or companies and will be classified as a blank check company until completion of a business combination. In most instances when a business combination is transacted with a blank check company, it is required to file a Current Report on Form 8-K describing the transaction.
                                     16
     All Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Delaware law.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and certain written representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer and its Directors currently receive no salary from the Company.

     It is possible that the Company's Officers and Directors will sell part or all of their shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's length negotiations between the Company's Officers and Directors and management of the potential merger entity. There currently is no agreement or understanding of any kind whereby Officers and Directors of the Company will dispose of part or all of their shares of the Common Stock of the Company pursuant to an acquisition of the business opportunity.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name and Address              Amount of Beneficial  Percentage
of Beneficial Owner           Ownership             of Class
Judith Stahl                    200,000               100%
4719 Quarton Rd
Bloomfield Hills, MI 48301

All Executive Officers
and Directors as a Group
(1 Person)                      200,000               100%

                                     17
     (1) Mrs. Stahl is the controlling shareholder, sole director and officer of the Company. Judith Stahl serves as a marketing and consulting person for SpeedNet Inc. Judith Stahl has agreed to provide certain services for the Company. See "PLAN OF OPERATIONS General Business Plan".

     (2) As the controlling shareholder, sole director and officer of the Company, Mrs. Stahl is deemed to be the beneficial owner of the common stock of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company has issued a total of 200,000 shares of Common Stock to the following persons for services:


Name                  Number of Total Shares      Consideration

Judith Stahl          200,000                     Services

     Mrs. Stahl is the sole director, controlling shareholder and president of Speednet, Inc. With respect to the sales made to Judith Stahl, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                  LOCATION

  3         Articles of Incorporation    Incorporated by
                                         reference to
                                         Exhibit 2.1 to the
                                         Registrant's Form 10-SB
                                         Registration filed February 27,
                                         2001 (No. 0-32401)

  3         Bylaws                       Incorporated by reference to
                                         Exhibit 2.2 to the Registrant's
                                         Form 10-SB Registration
                                         Statement filed February 27, 2001
                                         (No. 0-32401)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.


                       INDEX TO FINANCIAL STATEMENTS




                                     18
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 Speednet, Inc.


Dated:  February 11, 2002        By: /s/ Judith Stahl
                                    Juith Stahl, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ Judith Stahl          President and Director    February 11, 2002
Judith Stahl





                                     19